Form 10-K
STRUCTURED ASSET MORT INV INC BEAR STEARNS ARM TRUST 2002-9
filed 2004-03-30
CIK 1194585

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-68542-10


        Bear Stearns ARM Trust
        Mortgage Pass-Through Certificates
        Series 2002-9

     (Exact name of registrant as specified in its charter)


   New York                                         90-0072842

                                                    80-0062046
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-5                            3
             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class I-A                            3
             Class II-A                          15
             Class III-A                          3
             Class III-X                          3
             Class IV-A                          10
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1

             Total:                              52


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Alliance Mtg Co, as Servicer <F1>
       b) Bank of America, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Chevy Chase FSB, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Alliance Mtg Co, as Servicer <F1>
       b) Bank of America, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Chevy Chase FSB, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Alliance Mtg Co, as Servicer <F1>
       b) Bank of America, as Servicer <F1>
       c) Cendant Mortgage Corp, as Servicer <F1>
       d) Chevy Chase FSB, as Servicer <F1>
       e) Countrywide Funding, as Servicer <F1>
       f) GMAC Mortgage Corp, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 04, 2003, December 04, 2003, and January 07, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2003.

       a) Alliance Mtg Co, as Servicer <F2>
       b) Bank of America, as Servicer <F2>
       c) Cendant Mortgage Corp, as Servicer <F2>
       d) Chevy Chase FSB, as Servicer <F2>
       e) Countrywide Funding, as Servicer <F2>
       f) GMAC Mortgage Corp, as Servicer <F2>


  <F1> Filed herewith.
  <F2> Certification received.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Bear Stearns ARM Trust
     Mortgage Pass-Through Certificates
     Series 2002-9
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Brett Handelman, Vice President

  By: /s/ Brett Handelman, Vice President

  Dated: March 30, 2004




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



Exhibit Index

Exhibit No.

Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Brett Handelman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Bear Stearns ARM Trust Mortgage Pass-Through Certificates, Series 2002-9 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Alliance Mtg Co as Servicer, Bank of America as Servicer, Cendant Mortgage Corp as Servicer, Chevy Chase FSB as Servicer, Countrywide Funding as Servicer, and GMAC Mortgage Corp as Servicer.

     Date: March 30, 2004

     /s/ Brett Handelman
     Signature

     Vice President
     Title

Ex-99.1 (a)
(Logo) Deloitte


Deloitte & Touche LLP
Suite 2801
One Independent Drive
Jacksonville, FL 32202-5034
USA

Tel: +1 9046651400
Fax: +1 9046651600

www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors EverHome Mortgage Company:

We have examined management's assertion about EverHome Mortgage Company's (the "Company") (formerly Alliance Mortgage Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 25, 2004


Member of
Deloitte Touche Tohmatsu


Ex-99.1 (b)
(Logo) PricewaterhouseCoopers


PricewaterhouseCoopers
llP 214 N.Tryon Street
Ste 3600
Charlotte NC 28202

Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by the mortgage division of Bank of America, N.A. (the "Company"), an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCooper
March 2, 2004


Ex-99.1 (c)

Deloitte   (logo)

Deloitte & Touche LLP
Third Floor
750 College Road East
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
Fax: +1 609 514 3603
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion that Cendant Mortgage Corporation (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche

February 23, 2004
Memeber of Deloitte Touche Tohmatsu





APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payment identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

    1. Disbursements made via wire transfer on behalf of mortgagor or investor shall be made only by authorized personnel.

    2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

    3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

    4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

    5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

    6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

    1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Ex-99.1 (d)
Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Audit Committee
Chevy Chase Bank, F.S.B.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Chevy Chase Bank, F.S.B (the "Bank") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended September 30, 2003. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

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

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended September 30, 2003, is fairly stated, in all material respects.


/s/ Ernst & Young

McLean Virginia
October 31, 2003


Ex-99.1 (e)
Grant Thornton  (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial Corporation and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thorton LLP

Los Angeles, California
February 27, 2004

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017 2464

T 213 627-1717
F 213 624-6793

W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Ex-99.1 (f)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
125 High Street
Boston MA 02110
Telephone (617) 530 5000
facsimile (617) 530-5001


Report of Independent Auditors


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


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


In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

March 24, 2004


Ex-99.2 (a)
(logo) EverHome
MORTGAGE COMPANY

As of and for the year ended December 31, 2003, EverHome Mortgage Company (formerly Alliance Mortgage Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, EverHome Mortgage Company had in effect a fidelity bond and an errors and omissions policy in the amount of $17 million, respectively.


/s/ Gary A. Meeks
Gary A. Meeks
President & COO
2/25/04


/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President & CPO
2/25/04


Ex-99.2 (b)
Exhibit I

Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2004

As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


/s/ Ashish Kamit
Ashish Kamit
Senior Vice President and Managing Director
Bank of America, N .A.


/s/ J Mark Hanson
J Mark Hanson
Senior Vice President
Bank of America, N .A.


/S/ H Randell Chestnut
Senior Vice President
Bank of America, N.A.


Gary K Bettin
Senior Vice President and National Servicing Executive Bank of America, N .A.

/s/ Kevin M Shannon
Kevin M. Shannon
President
Consumer Real Estate



Bank of America, N.A.
 USA
[Olympic rings]
   2000-2004
US Olympic Teams

Ex-99.2 (c)

Cendant Mortgage
3000 Leadhenhall Rd.
Mt. Laurel, NJ 08054

CENDANT   (logo)
Mortgage

As of and for the year ended December 31, 2003, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $140 million and $20 million, respectively.


Cendant Mortgage Corporation


/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing


Ex-99.2 (d)

CHEVY CHASE BANK

Chevy Chase Bank
7501 Wisconsin Avenue
Bethesda, Maryland 20814

Report of Management on Compliance with the Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

We, as members of management of Chevy Chase Bank, F.S.B., are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestarion Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards.

We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of September 30, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended September 30, 2003, the Bank complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for the same period, the Bank had in effect a fidelity bond in the amount of $40,000,000 and an errors and omissions policy in the amount of $15,000,000.

Very truly yours,


/s/ Alexander R.M. Boyle
Alexander R.M. Boyle
Vice Chairman of the Board


/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Executive Vice Preident and Chief
Financial Officer


/s/ Vicki L. Parry
Vicki L. Parry
Group Vice President

October 31, 2003

Ex-99.2 (e)
(logo) Countrywide

4500 Park Granada
Calabasas, California 91302
(818) 225-3000

February 27, 2004

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 900 17

Gentlemen:

As of and for the year ended December 31. 2003, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHI."), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million respectively.

The Company investigated the matters noted in lhe Schedule of Findings and noted that due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, manngemcnt is not aware of any cuuent USAP violations related to these accounts.


Sincerely.

/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
Kevin Meyers
Managing Director Finance
Loan Administration


COUNTRYWIDE FINANCIAL CORPORATION
SCHEDULE OF FINDINGS - USAP
DECEMBER 31, 2003

Statement of Condition:

During our testing of the Custodial Cash bank reconciliations, we noted that 1 reconciliation out of 30 reconciliations was not prepared within 45 days of the cutoff date. Additionally, there were 2 reconciliations out of 30 reconciliations that had items outstanding greater than 90 days that could have been cleared earlier. Each of these exceptions did not meet the minimum servicing standards set forth in the Mortgage Banker's Association's Uniform Single Attestation Program for Mortgage Bankers (the USAP).

Criteria:

The Uniform Single Attestation Program for Mortgage Bankers, Section I.1. requirement that reconciliations are mathematically accurate and are prepared within forty-five (45) calendar days after the cutoff date. Reconciling items shall also be resolved within ninety (90) calendar days of their original identification.

Recommendation:

We recommend that the Company prepare Custodial Cash bank reconciliations and clear reconciling items within the minimum time periods specified by the USAP.

Corrective Action Plan:

Due to significant increases in volume of activity and staff turn-over, these accounts were being handled by inexperienced staff members. The Company has since increased the number and quality of staff in this area through additional hiring and training. As a result, the Company is not aware of any current USAP violations related to these accounts.


Ex-99.2 (f)
(logo) GMAC Mortgage


Exhibit 1


Managements Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 19,2004



As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").


As of and for this same period the Company had in effect fidelity bond and errors and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp


/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp



Ex-99.3 (a)
Exhibit "A"
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate


Dear Master Servicer:
The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the tenants of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;


(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;


(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the tenets of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;


(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;


(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;


(F) All Custodial Accounts have been reconciled and are properly funded; and


(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


By: /s/ Pam E Rothenberg
Name: Pam E Rothenberg
Title: Sr. Vice President
Date: February 6, 2004



Ex-99.3 (b)

Bank of America (Logo)

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Officer's Certificate

Pursuant to the terms of the Servicing Agreement, the undersigned officer certifies to the following:

1. All hazard (or mortgage impairment if applicable), flood, or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments, and other charges have been paid in connection with the Mortgaged Properties;

2. Each officer has reviewed the activities and performance of the Seller/ Servicer during the preceding calendar year and to the best of each officer's knowledge, based on such review, the Seller/Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Certified By: /s/ Cynthia A. Mech
Cynthia A. Mech
Vice President


Ex-99.3 (c)

Cendant Mortgage
4001 Leadenhall Rd
Mt. Laurel, NJ 08054

(logo) Cendant Mortgage


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Trustee:

The undersigned Officer certifies the following for the 2003 fiscal year:


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;


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

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;


(F) All Custodial Accounts have been reconciled and are properly funded; and


(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:



/s/ Marc. J. Hinkle
Marc J. Hinkle
Officer

Vice President of Servicing
Title

March 26, 2004
Date

Ex-99.3 (d)

CHEVY CHASE BANK (Logo)
Chevy Chase Bank
6151 Chevy Chase Drive
Laurel, Maryland 20707

December 15, 2003

Wells Fargo Bank MPF
9062 Old Annapolis Rd, Mac-N2702-011
Columbia, MD 21045-1951
Dionne Waldron-Dixon

Subject: Annual Audited Financial Statements Uniform Single Audit Letter and Statement of Compliance Certification (F. Y. Ending 09/30/03)

In compliance with the servicing guidelines and requirements outlined in the Servicing Agreement between your company and Chevy Chase Bank, F.S.B., I hereby submit the above information and reports for your review as follows:

(A) Enclosed is our 2003 Audited Financial Statement prepared by our independent accounting firm of Ernst & Young, by Mr. Robert G. Arnall, Audit Partner, at 8484 Westpark Drive, McLean, Virginia 22102, (703) 747- 0833, ill # 34-6565596.
This information is confidential and by accepting it, you agree to maintain its confidentiality. This precludes all photo-copying, as well as distribution, other than for internal review purposes.

(B) Enclosed is a copy of the Uniform Single Audit Letter issued by Ernst and Young.

(C) Evidence of our current Fidelity Bond (sent November 2003) and Errors and Omissions Insurance Policy Certificates showing coverage, limits of liability and deductibility was forwarded in March 2003 by our company under separate cover by our Insurance Agent: Chevy Chase Insurance Company, 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

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

Annual Compliance --~ ~ Page 2

and FHA Certification of Mortgage Insurance (if any), all taxes, ground rents and other charges have been paid when due or within applicable grace periods.

3. Analysis has been made to ensure sufficient moneys are being collected in escrow for the current year.

4. The status of each mortgage has been reported to the major credit repositories each month.

5. All required interest rate and/or monthly payment adjustments for the ARMS and OP ARMS were made in accordance with the mortgage documents.

The officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the Servicing Agreement and, to the best of the officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities and obligations under the Servicing Agreement throughout such year.

Sincerely,
/s/ Vicki L. Parry
Vicki L. Parry
Group Vice President
Mortgage Loan Servicing Division
VLP:eay
Enclosures

Annual Compliance Page 3

Below is an updated list of key personnel in our Mortgage Banking Division with corresponding titles and areas of responsibility:

NAME/RESPONSIBILITY
Robert D. Broeksmit, President B.F. Saul Mortgage Company (240) 497-8300 Robert
B. Buffalo, Group V .P .Mortgage Operations (240) 497-8030 Vicki L. Parry, Group V.P .Loan Servicing Manager (301) 939-4076 Joseph P. Eger, V.P. Assistant Servicing Manager (301) 939-4075 Customer Service/Collections/Cash Payoffs/Releases Carol Thomas, V .P .Accounting Servicing Manager (240) 497-7069 Investor Reporting Debbie Adams, S.M.O. Special Loans Manager (301) 939-4115 ARMS/Conversions/Balloons/Resets Doris Raffo, A. V .P .Escrow Manager (301) 939-4095 Jeffrey Huston, V.P. Loss Mitigation Manager (301) 939-4057 Bankruptcy/Foreclosure/REOS



Ex-99.3 (e)
(Logo) Countrywide
HOME LOANS

400 Countrywide Way, SV-44
Simi Valley, California 93065-6298

(805) 520-5100

March 18, 2004

Norwest Bank Minn., N.A.
11000 Brokenland Parkway
Columbia, MD 21004

ARM: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2003 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administrator

3/18/04
Date

Re: Investor Number 5

Ex-99.3 (f)

(logo) GMAC Mortgage


March 15, 2004

Wells Fargo Bank, NA
Attn: Kim Wiggins
9062 Old Annapolis Road
Columbia, MD 21045-1951

Re: Officers Statement of Compliance
Year Ending 2003
Wells Fargo Master Serviced Deals


We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/ Servicer has fulfilled all its obligations under the Guides for such year.

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

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


Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Operations Risk Management



GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044


Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-5                              670,523.00          1,760,701.37                 0.00              10,931,788.25
   B-1                              519,656.39          1,364,546.32                 0.00               8,472,153.08
   B-2                              251,440.86            660,249.18                 0.00               4,099,334.67
   B-3                              167,625.50            440,161.49                 0.00               2,732,861.14
   B-4                              100,584.79            264,121.82                 0.00               1,639,871.34
   B-5                               67,051.26            176,067.37                 0.00               1,093,161.64
   B-6                               67,059.36            176,088.65                 0.00               1,093,293.73
   I-A                            2,836,300.10         80,419,150.72                 0.00              25,092,916.32
   II-A                          11,776,497.01        198,320,127.96                 0.00             108,506,360.00
   III-A                          3,807,308.03         65,977,827.02                 0.00              27,899,229.80
   III-X                             83,983.29                  0.00                 0.00                       0.00
   IV-A                           2,355,257.00         36,366,068.73                 0.00              17,472,674.39
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00